Form 10QSB
period 1997-05-31
ILLUMINATED MEDIA INC
filed 1997-10-15
CIK 1029686

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB


   [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED MAY 31, 1997

                  Commission File Number 333-22443




                   ILLUMINATED MEDIA INC.
(Exact Name of Small Business Issuer as specified in its charter)




           Minnesota                                       41-1744582
 (State or other Jurisdiction of             (IRS Employer Identification No.)
  Incorporation or Organization)


               15 S. Fifth Street, Suite 715
                   Minneapolis, MN 55402
                       (612) 338-3554
                    FAX: (612) 370-0381
    (Address of Principal Executive Offices, including
          Zip Code, and telephone and FAX numbers)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
  Yes       No   x

As of May 31, 1997, there were 220,000 shares of Common Stock outstanding, which does not include 204,999 shares of Preferred Stock that are automatically convertible into shares of Common Stock in connection with the Company's proposed public offering, nor Stock Purchase Warrants outstanding for the purchase of up to 169,959 shares.

Transitional Small Business Disclosure Format: Yes   x   No


INFORMATION REQUIRED IN QUARTERLY REPORT OF TRANSITIONAL SMALL
BUSINESS ISSUERS.

                           PART I

                   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             "Illuminated Media, Inc "
Balance Sheet (Unaudited)

                                       5/31/1997     2/28/1997
                                       ---------     ---------
Assets
Cash                                       863          7,651
Accounts Receivable                     24,442         22,648
Prepaid Expense                         49,646         49,646
Other Receivables                        1,727            445
                                       -------        -------
Total Current Assets                    76,678         80,390

"Property and Equipment, net"           32,609         34,638
Other Assets                               149            199
                                       -------       -------
Total Assets                           109,436        115,227
                                       =======       =======

Liabilities and Shareholders Deficit
Note Payable Bank                      135,000        135,000
Note Payable shareholders               19,509         19,509
Debentures Payable                      70,000         40,000
Debentures Payable Related Parties      76,000        143,000
Accounts Payable                       109,931        116,592
Other accured Expenses                  22,503         15,192
Current Portion Long
Term Debt                               13,402         13,402
Current Portion Long Term
Debt Related Parties                    21,570         21,085
                                       -------       -------

Total current liabilites               567,915        503,780

Long term debt                          18,508         20,349
Long term debt related party           146,705        149,719
                                       -------       ------

Total Liabilities                      733,128        673,848
                                       -------       ------

Redeemable Preferred Stock
Series A convertible preferred stock,
 $.30 stated value; 110,000 shares
 authorized and 99,000 shares issued
 and outstanding                        30,000         30,000
Series B convertible preferred stock,
 $.30 stated value; 155,000 shares
 authorized and 105,000 shares issued
 and outstanding                        31,500         31,500
                                       -------       -------
Total Preferred Stock                   61,500         61,500
                                       -------       -------
Shareholders deficit
"Common Stock $.01 par value
 10,000,000" shares authorized
 220,000 and 220,000 issued
 and outstanding, respectively"          2,200          2,200
Add'l Paid in Capital                   72,329         72,329
Accumulated Deficit                   (759,721)      (694,650)
                                      --------      --------
Total shareholders Deficit            (685,192)      (620,121)
                                      --------      --------
Total Liabilities redeemable
 preferred stock & shareholders
 deficit                               109,436        115,227
                                      ========      ========


Illuminated Media Inc
Statement of Operations
Three Months Ended
(Unaudited)                     31-May-97           31-May-96
                               -----------         -----------

Revenues                            41,094               60,138
                                   -------             -------
Operating Expenses
General and Adm Costs               93,267               76,812
                                   -------             -------
Loss From Operations               (52,173)             (16,674)

Other Income (Expenses)
Interest Expense                   (12,898)              (5,524)
Misc Income                             0                   0
                                   -------             -------
Total other Expenses               (12,898)              (5,524)

Net Loss                           (65,071)             (22,198)
                                   =======             =======

Net loss per share                ($0.30)             ($0.10)
                                   =======             =======
Weighted average
shares outstanding                 220,000              220,000
                                   =======             =======


Illuminated Media Inc.
Statement of Cash Flow - Unaudited
3 Month Period Ended                          5/31/1997      5/31/1996
                                             -----------    -----------
Cash Flows from Operating Activities

Net Loss                                         (65,071)        (22,198)
Adjustments to reconcile net loss to
 net cash used in operating activities
Depreciation and Amoritization                     3,292           3,189


Decrease (Increase) in Assets
Accounts Receivable                               (1,794)         (8,948)
Other Receivable                                  (1,282)          6,518

Increase (Decrease)in Liabilities
Accounts Payable                                  (6,661)          7,092
Accured Expense                                    7,311          (7,123)
Net cash used in operations                      (64,205)        (21,470)

Cash Flows From Investing activities
Purchase of property and equipment                (1,213)         (2,230)
                                                --------        -------
Net cash used in investing activities             (1,213)         (2,230)
                                                --------        -------
Cash Flows from financing acitivites
Increase (decrease) in note payable                   0        (150,000)
Note Payable-Bank                                     0          135,000
Debentures payable                                30,000
Debentures Related Parties                        33,000          65,000
Payment of long Term Debt                         (1,841)         (1,400)
Payment of long term Debt Related Parties         (2,529)              0
Net cash provided by financing activities
                                                  58,630          48,600
                                                --------        -------
Increase (Decrease) in cash                       (6,788)         24,900
Cash beginning of period                           7,651           4,795
                                                --------        -------
Cash end of period                                   863          29,695
                                                ========        =======

During the three month period ended 5/31/1997 the company issued $53,000 in debentures and 17,667 warrants.


              FOOTNOTES TO THE INTERIM FINANCIAL STATEMENTS

              (1) Basis of Presentation

              The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form SB-2, effective July 24, 1997, Registration No. 333-22443.

              The financial statements presented herein as of May 31, 1997 and for the three months ended May 31, 1997 and 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

              [The Registrant is a transitional small business issuer, but it has not previously filed, nor been required to file, an Annual Report on Form 10-KSB. However, the Registrant intends, when it does file its Form 10-KSB, to use and rely upon Alternative 2 under "Information Required in Annual Report of Transitional Small Business Issuers". Accordingly, the Registrant chooses here to update the response to Item 6(a)(3)(i) to Model B of Form 1-A. The following discussion concerning the Registrant's second fiscal quarter ended May 31, 1997, is intended to comply both with
Item 303(b) of Regulation S-B, and Item 6(a)(3)(i) of Model B of Form 1-A.]

              The Registrant is in the process of making a public offering pursuant to a Registration Statement on Form SB-2, File No. 333-22443, including a Prospectus, dated July 24, 1997, as supplemented, October 2, 1997. That part of said Prospectus concerning Management's Discussion and Analysis is incorporated by reference.

 Management's Discussion and Analysis of Financial Condition
                   and Results of Operation

              This discussion of the financial condition and the results of operations of the Company should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere within the Company's Prospectus, and the material contained in the "Risk Factors" and " Business" sections of such Prospectus, all of which are incorporated by reference.

OVERVIEW

         The Company is an advertising media company that started operations in 1993. It leases space for its advertising platforms from buildings, to which it pays concessions, typically, 20% of advertising revenue. Each platform has three panels, of which two are available for rent to advertisers and the third is used for public service purposes, such as a map, or an ad for a non-profit/charitable organization.

         The Company intends, with the proceeds of the offering to expand its operations to several other metropolitan markets, to add enhanced features to its platforms, and to increase the percentage of panels rented to advertisers. At May 31, 1997, the Company had 54 advertising platforms in place in the Minneapolis-St. Paul Metropolitan area.

         A single market is less attractive to national advertisers than if the Company could offer its medium in several markets. Accordingly, the Company has explored and will attempt to expand into other cities with connecting skyway or underground concourse links ("networked cities") such as Des Moines, Dallas, Houston, Cincinnati, Rochester (NY and MN) and Duluth. In addition, the Company plans to expand into three shopping malls (Miller Hill Mall, Duluth, MN; Newport Centre, Jersey City, NJ; and The Pavillion, San Jose, CA) managed by the same firm that manages the Mall of America. The Company has discussed expansion and has conducted preliminary negotiations with the respective property managers, but no final agreement has been reached.

         The Company plans to add features to its platforms, such as its computer touchscreen product, DISCOVERSCREEN, which can be used to find directions or information about retail and service providers, entertainment, traffic information and the like. The Company's goal is to create a national network of DISCOVERSCREEN services for use by national as well as local advertisers.

         The Company has formed a joint marketing venture with Skyway Publications Inc.("SPI"), a Minneapolis-based publishing company, that sells advertising to businesses trying to reach individuals who use the skyway systems. SPI would assist with DISCOVERSCREEN sales.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH FISCAL PERIOD ENDED MAY 31, 1997 WITH THE THREE MONTH FISCAL PERIOD ENDED MAY 31, 1996 (UNAUDITED)

Revenues

         Revenues for the three month period ended May 31, 1997, decreased by 31.7% to $41,094 as compared to $60,138 for the three month period ended
May 31, 1996. Revenues for the period were less than expected because sales efforts by management were interrupted by the public offering, and the efforts by two new sales employees did not begin to show results until after the end of the fiscal period. All revenue was generated by the sale of ad space for the SKYWAY ADS platform. The number of platforms, and the per panel fees, remained relatively constant during these periods.

Loss from Operations

         The loss from operations for the three month period ended May 31, 1997, increased by 213% to ($52,173) as compared to a loss of ($16,674) for the three month period ended May 31, 1996. The increased loss resulted primarily from a decrease in revenues, and secondarily from an increase of $16,455 or 21.4% in operating expenses, from $76,812 for the 1996 period to $93,267 for the 1997 period. The increased operating expenses resulted primarily from the addition of two new salespersons who were hired (one in December, 1996, one in January, 1997) in anticipation of the early completion of the Company's proposed public offering.

Other Income and Expense

         Other income (expense) for the three months ended May 31, 1997, increased by $7,374, or 133%, to ($12,898) as compared to ($5,524) for the three months ended May 31, 1996. The increased expense resulted primarily from increased interest expense of ($11,368) for the period ended May 31, 1997, as compared to ($5,524) for the period ended May 31, 1996. The interest expense increase resulted from debt of approximately $564,000 as of May 31, 1997, which was incurred in connection with the re-purchase of shares of Common Stock owned by the previous majority shareholders, the settlement of certain accounts payable owed to them, and to fund operations pending the Company's proposed public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current capital resources have been derived from the private sale of debentures (which were accompanied by warrants for the purchase of Common Stock) and from loans provided by financial institutions. As of February 28, 1997, and May 31, 1997, the Company had approximately $7,651 and $863, respectively, in cash.

         Since inception the Company incurred net losses because of start-up expenses, fixed costs and financing costs. The Company is currently experiencing negative cash flow from operations (see "Statement of Cash Flow") and expects that such situation will continue until its debt is reduced and until a combination of expanded marketing efforts and product enhancements, all of which will be financed from the proposed public offering, lead to positive cash flow. As of May 31, 1997 the approximate break-even point for sales was $33,000 per month less one time expenses and less debt maintenance.

         The Company's future capital requirements relate to two major goals, each of which is reflected in the structure of the proposed public offering.
If the minimum offering is sold, the Company will be able to pay off much of its debt, and commence modest additional marketing efforts. The Company expects that as a result of a minimum offering the Company can expand into a few new markets and put in place enough new units such that it would expect to generate cash flow sufficient to meet its on going operations and continue the modest expansion. If the maximum offering is sold, the Company will be able to pay off all of its debt, significantly expand its marketing efforts and significantly expand its range of enhanced product improvements. The
Company's management expects that if a minimum offering is sold, proceeds will last a minimum of twelve months, and if a maximum offering is sold, proceeds will last a minimum of twenty-four months.

         The Company does not currently have in place any financing arrangements for working capital needs nor does the Company have any unused sources of liquidity other than its cash reserves and on-going sales. There is no arrangement for the Company's on-going capital equipment purchases.

         The Company does have sufficient unused capacity with its existing ad spaces such that, if more were rented, it could generate revenue sufficient to cover its operating expenses and make minor capital investments. However, management's primary goal is to acquire the capital which will enable the Company to acquire units, both standard and specialized, and place them in new markets, thereby expanding capacity and leading to significantly greater revenues.

         If the Company's proposed public offering is not completed in the near future, it will seek alternate sources of financing, such as a private placement of equity, to provide its capital resources.


                          PART II

ITEM 1.  LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.  CHANGES IN SECURITIES

              Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITIES HOLDERS

              Not applicable.

ITEM 5.  OTHER INFORMATION

              Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.   See the Index to Exhibits, below.
              (b) Reports on Form 8-K.  Not applicable.

INDEX TO EXHIBITS.

              All of the items below are incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22443, effective July 24, 1997, except for Items 11.1, 24.1 and 27.1, which are included with this filing.

Number    Description

4.1       Form of Common Stock certificate.
4.1A Form of Warrant Agreement by and among the Registrant, Tuschner & Co., Inc. and the Warrant Agent, as revised.
4.2 Form of Warrant Agreement by and among the Registrant, the Underwriter, and the Warrant Agent, including a Form of Warrant Certificate.
4.3       Form of the Registrant's 10% Subordinated Debenture Due
          September 30, 1996, and other dates.
4.4 Form of the Registrant's Warrant to Purchase Common Shares, expiring November 10, 1998, and other dates.
4.5       Form of Maturity Extension Agreement for Debentures.
10.1 Stock Redemption Agreement, dated November 28, 1995, between the Regisrant and various Lease Brothers entities, together with exhibits thereto, namely three promissory notes, a personal guaranty and a security agreement.
10.2 Bridge Financing Agreement, dated November 27, 1995, between the Registrant and Norman Winer, together with exhibits thereto, namely Promissory Note, Security Agreement, Guaranty of Re-Payment, form of Subordination Agreement and form of Temporary Waiver of Right to Put.
10.3      Form of lease with building for space for Skway Ad platform.
10.4      Form of advertising contract for Skyway Ad.
10.5      Lease Agreement between Registrant and its lessor.
10.6      Registrant's Corporate Stock Option Plan.
10.7      Form of Executive Employment Agreement.
10.8      Letter Agreement with Simon Property Group.
10.9      Letter Agreement with Lasertainment Productions International.
10.10     Joint Marketing Agreement with Skyway Publications, Inc.
10.11     Consulting Agreement with Sun Consulting, Inc.
10.12     Bank Windsor Loan Documents.
10.13 Agreement as to Change of Convertibility Terms, dated July 17, 1997, between the Registrant and the Lease Brothers.
27.1      Financial Data Schedule.*
99.1      Registrant's Registration Statement on Form SB-2, Registration
          No. 333-22443, as amended.
99.2 Supplement dated October 2, 1997, to Registrant's Final Prospectus, dated July 24, 1997.

          * Included with this report. All other items are incoporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22443, effective July 24, 1997.

                         SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ILLUMINATED MEDIA INC.


Date: October 13, 1997           By:
                                 Robert H. Blank
                                 Chairman, CEO
                                 (Principal Executive Officer)



                                  By:
                                  Richard D. Kothe
                                  President, CFO
                                  (Principal Financial Officer,
                                   Principal Accounting Officer)



                          SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ILLUMINATED MEDIA INC.


Date:  October 13, 1997           By: /s/ Robert H. Blank
                                  Robert H. Blank
                                  Chairman, CEO
                                  (Principal Executive Officer)


                                  By: /s/ Richard D. Kothe
                                  Richard D. Kothe
                                  President, CFO
                                  (Principal Financial Officer,
                                   Principal Accounting Officer)