Form 10QSB
period 1997-08-31
ILLUMINATED MEDIA INC
filed 1997-10-24
CIK 1029686

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB


   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
          QUARTERLY PERIOD ENDED AUGUST 31, 1997

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

As of August 31, 1997, there were 305,000 shares of Common Stock outstanding, which does not include 204,999 shares of Preferred Stock that are automatically convertible into shares of Common Stock in connection with the Company's public offering, nor Stock Purchase Warrants outstanding for the purchase of up to 169,959 shares.

Transitional Small Business Disclosure Format: Yes   x   No


INFORMATION REQUIRED IN QUARTERLY REPORT OF TRANSITIONAL SMALL
BUSINESS
                          ISSUERS.

                           PART I

                   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             "Illuminated Media, Inc "
Balance Sheet (Unaudited)

                                  08/31/97     02/28/1997
                                 -----------    -----------
Assets
Cash                                   2,361          7,651
Accounts Receivable                   23,157         22,648
Prepaid Expense                       45,563         49,646
Other Receivables                      1,877            445
                                    --------        -------
Total Current Assets                  72,958         80,390

Property and Equipment, net           30,492         34,638
Other Assets                             106            199
                                    --------        -------
Total Assets                         103,556        115,227
                                    ========        =======

Liabilities and Shareholders Deficit
Note Payable Bank                    135,000        135,000
Note Payable shareholders             19,509         19,509
Debentures Payable                    80,000         40,000
Debentures Payable Related Parties   112,000        143,000
Accounts Payable                     117,471        116,592
Other accured Expenses                49,775         15,192
Current Portion Long
Term Debt                             27,683         13,402
Current Portion Long Term
Debt Related Parties                 168,276         21,085
                                     -------        -------
Total current liabilites             709,714        503,780

Long term debt                             0         20,349
Long term debt related party               0        149,719
                                     -------        -------
Total Liabilities                    709,714        673,848
                                     -------        -------

Redeemable Preferred Stock
Series A convertible preferred stock,
 $.30 stated value; 110,000 shares
 authorized and 99,999 shares issued
 and outstanding                      30,000         30,000
Series B convertible preferred stock,
 $.30 stated value; 155,000 shares
 authorized and 105,000 shares issued
 and outstanding                      31,500         31,500
                                     -------        -------
Total Preferred Stock                 61,500         61,500
                                     -------        -------
Shareholders deficit
Common Stock $.01 par value
 10,000,000 shares authorized
 305,000 and 220,000 issued
 and outstanding, respectively        10,700          2,200
Additional Paid in Capital           148,829         72,329
Accumulated Deficit                 (827,187)      (694,650)
                                    --------       --------
Total shareholders Deficit          (667,658)      (620,121)
                                    --------       --------
Total Liabilities redeemable
 preferred stock & shareholders
 deficit                             103,556        115,227
                                     =======        =======

Illuminated Media Inc
Statement of Operations
Three Months Ended
(Unaudited)
                                   08/31/97          08/31/96
                                 -----------        ----------

Revenues                            25,954             62,678


Operating Expenses
General and Administrative          74,985             73,972
                                   --------           --------
Loss From Operations               (49,031)           (11,294)

Other Income (Expenses)
Interest Exp                       (18,435)           (18,532)
Misc Income                              0              4,160
                                   --------           --------
Total other Expenses               (18,435)           (14,382)

Net Loss                           (67,466)           (25,676)
                                   ========           ========

Net loss per share                  ($0.24)            ($0.12)
                                   ========           ========
Weighted average
shares outstanding                  283,696            220,000
                                   ========           ========

Illuminated Media Inc
Statement of Operations
Six Months Ended
(Unaudited)
                                  08/31/97           08/31/96
                                 ----------         ----------

Revenues                            67,048            122,816

Operating Expenses
General and Administrative         168,253            150,784
                                  --------           --------
Loss From Operations              (101,205)           (27,968)

Other Income (Expenses)
Interest Exp                       (31,333)           (24,056)
Misc Income                              0              4,150
                                   --------           --------
Total other Expenses               (31,333)           (19,906)
                                   --------           --------
Net Loss                          (132,538)           (47,874)
                                  =========           ========
Net loss per share                  ($0.53)            ($0.22)
                                  =========           ========
Weighted average
shares outstanding                 251,847             220,000
                                  =========           ========

Illuminated Media Inc.
Statement of Cash Flows (Unaudited)
3 Month Period ended                    8/31/1997      8/31/1996
                                       -----------    -----------
Cash Flows from Operating Activities

Net Loss                                 (67,466)        (25,676)
Adjustments to reconcile net loss
 to net cash used in operating
 activities
Depreciation and Amortization              2,160           3,241
Decrease (Increase) in Assets
Accounts Receivable                        1,285         (25,758)
Prepaid Expenses                           4,083               0
Other Receivable                            (150)           (352)

Incease (Decrease)in Liabilities
Accounts Payable                           7,540          21,935
Accrued Expense                           27,273           7,876
                                         --------        --------
Net Cash Used Operating Activities       (25,275)        (18,734)
                                         --------        --------
Cash Flows From Investing activities
Purchase of property and equipment             0               0
                                         --------        --------
Cash Flows from financing acitivites
Debentures payable                        10,000
Debentures Related Parties                21,000               0
Payment of long Term Debt                 (4,227)         (1,816)
Payment of long term Debt Related Parties      0          (4,700)
                                          -------         -------
Net Cash Provided by Financing
Activities                                26,773          (6,516)
                                          -------         -------
Increase (Decrease) in cash                1,498         (25,250)
Cash beginning of period                     863          29,695
                                          -------         -------
Cash end of period                         2,361           4,445
                                          -------         -------

Supplemental Schedule of Non-cash investing and financing Activities:
During the three months ended August 31, 1997, $85,000 of debentures were converted to 85,000 shares of the Company's common stock.


              FOOTNOTES TO THE INTERIM FINANCIAL STATEMENTS

              (1) Basis of Presentation

              The unaudited financial statements included in this Form 10-QSB have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form SB-2, effective July 24, 1997, Registration No. 333-22443.

              The unaudited financial statements presented herein as of August 31, 1997 and for the three months ended August 31, 1997 and 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

             (2) Public Offering of Securities

As of August 31, 1997, the Company was making a public offering pursuant to a Registration Statement on Form SB-2, Registration No. 333-22443, effective July 24, 1997, to raise a minimum of $650,000 to a maximum of $1,500,000 through the sale of units; but at August 31, 1997, the minimum amount had not been sold.

Subsequent to August 31, 1997, the Company and its underwriter agreed to extend the offering twice, first to September 22, 1997 and then until December 21, 1997. On October 22, 1997, all funds received through that date, in the amount of $36,592 were returned by the Impoundment Agent, Bank Windsor, to subscribers, or their accounts.

             (3) Loan Defaults

             The Company defaulted on various debt agreements aggregating $522,959 at August 31, 1997. These agreements were as follows:

Debentures

         As of August 31, 1997, the Company had debentures aggregating $192,000; of which $112,000 is to related parties. The debentures accrue interest at 10% and matured August 31, 1997. As of October 22, 1997, the Company has commenced negotiations with the debenture holders to extend the maturity date to December 31, 1997.

Note Payable Bank

         As of August 31, 1997, the Company had notes payable to the Bank aggregating $135,000, maturing on September 13, 1997. As of October 22, 1997, the Company is attempting to extend these obligations.

Long-term Debt

         As of August 31, 1997, the Company had a note payable to a credit union aggregating $27,683. The note accrues interest at 13.5% and requires monthly payments of principal and interest. Since August 1997, the Company has been unable to meet its monthly payment obligations and is attempting to obtain an extension or deferral of these monthly payments. As a result of this default, this obligation is reflected as a current liability on the accompanying August 31, 1997 balance sheet.

Long-Term Debt Related Parties

         As of August 31, 1997, the Company had three notes with former officers/shareholders of the Company and their affiliate aggregating $168,276. These notes accrue interest at 11% and require monthly payments of principal and interest. Since August 1997, the Company has been unable to meet its monthly payment obligations and is attempting to obtain an extension or deferral of these monthly payments. As a result of this default, this obligation is reflected as a current liability on the accompanying August 31, 1997 balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

              [The Registrant is a transitional small business issuer, but it has not previously filed, nor been required to file, an Annual Report on Form 10-KSB. However, the Registrant intends, when it does file its Form 10-KSB, to use and rely upon Alternative 2 under "Information Required in Annual Report of Transitional Small Business Issuers". Accordingly, the Registrant chooses here to update the response to Item 6(a)(3)(i) to Model B of Form 1-A. The following discussion concerning the Registrant's second fiscal quarter ended August 31, 1997, is intended to comply both with
Item 303(b) of Regulation S-B, and Item 6(a)(3)(i) of Model B of Form 1-A.]

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

         The Company intends, with the proceeds of the offering to expand its operations to several other metropolitan markets, to add enhanced features to its platforms, and to increase the percentage of panels rented to advertisers. At August 31, 1997, the Company had 54 advertising platforms in place in the Minneapolis-St. Paul Metropolitan area.

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

         The Company has formed a joint marketing venture with Skyway Publications Inc. ("SPI"), a Minneapolis-based publishing company, that sells advertising to businesses trying to reach individuals who use the skyway systems. SPI would assist with DISCOVERSCREEN sales.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH AND SIX MONTH FISCAL PERIODS ENDED
AUGUST 31, 1997 WITH THE THREE MONTH AND SIX MONTH FISCAL PERIODS ENDED AUGUST 31, 1996 (UNAUDITED)

Revenues

         Revenues for the three month period ended August 31, 1997, decreased by 58.6% to $25,954 as compared to $62,678 for the three month period ended August 31, 1996. Revenues for the six month period ended August 31, 1997, decreased by 45.4% to $67,048 as compared to $122,816 for the six month period ended August 31, 1996. Revenues for the two periods were less than expected because sales efforts by management were interrupted by the public offering, and the efforts by two new sales employees had not begun to show results as of August 31, 1997. All revenue was generated by the sale of ad space for the installed SKYWAY ADS platform. The number of platforms, and the per panel fees, remained relatively constant during these periods.

Loss from Operations

         The loss from operations for the three month period ended August 31, 1997, increased by 334% to ($49,031) as compared to a loss of ($11,294) for the three month period ended August 31, 1996. The loss from operations for the six month period ended August 31, 1997, increased by 262% to ($101,205) as compared to a loss of ($27,968) for the six month period ended August 31, 1996. The increased loss for the two periods resulted primarily from a decrease in revenues, and secondarily from an increase of $17,469 or 11.6% in operating expenses, from $150,784 for the six months ended August 31, 1996 to $168,253 for the six months ended August 31, 1997. The increased operating expenses resulted primarily from the addition of two new salespersons who were hired (one in December, 1996, one in January, 1997) in anticipation of the completion of the Company's proposed public offering.

Other Income and Expense

         Other income (expense) for the three months ended August 31, 1997, increased by $4,053 or 28.2% to ($18,435) as compared to ($14,382) for the three months ended August 31, 1996 and for the six months ended August 31, 1997, increased by $11,427, or 57.4%, to ($31,333) as compared to ($19,906) for the six months ended August 31, 1996. The increased expense for the three month period ended August 31, 1997, resulted because miscellaneous income of $4,160 during the three month period ended August 31, 1996, did not recur in the later period. The increased expense for the six month period ended August 31, 1997, resulted primarily from increased interest expense of ($31,333) for the period ended August 31, 1997, as compared to ($24,056) for the period ended August 31, 1996. This interest expense increase resulted from debt which was approximately $96,000 greater as of August 31, 1997, than August 31, 1996, and which was incurred to fund operations pending the proposed public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current capital resources have been derived from the private sale of debentures (which were accompanied by warrants for the purchase of Common Stock) and from loans provided by financial institutions. As of February 28, 1997, and August 31, 1997, the Company had approximately $7,651 and $2,361, respectively, in cash.

         Since inception the Company incurred net losses because of start-up expenses, fixed costs and financing costs. The Company is currently experiencing negative cash flow from operations (see "Statement of Cash Flow") and expects that such situation will continue until its debt is reduced and until a combination of expanded marketing efforts and product enhancements, all of which will be financed from the proposed public offering, lead to positive cash flow. As of August 31, 1997 the approximate break-even point for sales was $33,000 per month less one time expenses and less debt maintenance.

         The Company's future capital requirements relate to two major goals, each of which is reflected in the structure of the proposed public offering. If the minimum offering is sold, the Company will be able to pay off much of its debt, and commence modest additional marketing efforts. The Company expects that as a result of a minimum offering the Company can expand into a few new markets and put in place enough new units such that it would expect to generate cash flow sufficient to meet its on going operations and continue the modest expansion. If the maximum offering is sold, the Company will be able to pay off all of its debt, significantly expand its marketing efforts and significantly expand its range of enhanced product improvements. The Company's management expects that if the minimum offering is sold, proceeds will last a minimum of twelve months, and if the maximum offering is sold, proceeds will last a minimum of twenty-four months.

         The Company does not currently have in place any financing arrangements for working capital needs nor does the Company have any unused sources of liquidity other than its cash reserves and on-going sales.
There is no arrangement for the Company's future anticipated capital equipment purchases.

         The Company does have sufficient unused capacity with its existing ad spaces such that, if more were rented, it could generate revenue sufficient to cover its operating expenses and make minor capital investments. However, management's primary goal is to acquire the capital which will enable the Company to acquire units, both standard and specialized, and place them in new markets, thereby expanding capacity and leading to greater revenues.

         If the Company's proposed public offering is not completed in the near future, it will seek alternate sources of financing, such as a private placement of equity, to provide its capital resources.


Subsequent Events

             (a) The Company started work in early 1996 on its public offering, but because of various administrative and regulatory delays, the Company's Registration Statement, Registration No. 333-22443, did not become effective until July 24, 1997. At August 31, 1997, the last day of the fiscal period, the minimum amount of securities offered had not been sold. Accordingly, on September 22, 1997, the Company and the Underwriter extended the offering to October 22, 1997.

             (b) Due to continuing delays, on October 22, 1997, the Company and the Underwriter agreed to extend the offering for an additional period of 60 days until December 21, 1997, as permitted by the Impoundment Agreement. On October 22, 1997, all funds received through that date, in the amount of $36,592.05, were returned by the Impoundment
Agent, Bank Windsor, to subscribers, or their accounts.

             (c) Subsequent to August 31, 1997, due to the aforementioned delays in completing the Company's public offering, the Company was unable to make all required debt payments on a current basis.
Therefore:

                   (i) The Company has commenced negotiations with its
                       debenture holders, all of whom are individuals known personally to the Company's management, to extend the maturity date of such debentures to December 31, 1997. The Company does not anticipate any difficulty in obtaining any extensions of such debentures. Furthermore, approximately one-half of the outstanding debentures are held by former officers or directors of the Company, or their relatives.

                  (ii) Further, the Company is attempting to secure extensions of the maturity dates (September 13, 1997) of its two promissory notes held by the Bank; and similarly, attempting to secure an extension or deferral of the monthly payments for August through October, 1997, due under its note held by the Credit Union.

                 (iii) In addition, the Company is seeking deferral of the
                       August through October, 1997 payments due under its notes held by the Lease Brothers.

                  (iv) Because the Company has continuously communicated
                       the aforementioned administrative and regulatory delays to its debenture holders and other creditors, management expects that all such extensions or deferrals will be obtained in the normal course. In connection with all of the debt payment matters described above, the Company has not received any notices of default or indications of other legal proceedings, pending or anticipated, from any of these creditors. Upon completion of the public offering, all such holders will be re-paid according to the terms of the applicable debt instruments and as described in the "Use of Proceeds" section of the Prospectus.

                          PART II


ITEM 1.  LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.  CHANGES IN SECURITIES

              (c) Recent Sales of Unregistered Securities

                  (i) During the period covered by this report, June 1, 1997 through August 31, 1997, the Registrant sold an aggregate of $16,000 in principal amount of its Subordinated Debentures, at varying interest rates, together with an aggregate of 5,333 warrants to purchase Common Stock, to 3 individual investors, all of whom were accredited investors.

                 (ii) In June, 1997, the holders (all of whom were accredited investors) of an aggregate of $85,000 in principal amount of Subordinated Debentures converted and exchanged them for 85,000 restricted Units at the ratio of one Unit for each $1.00 in principal amount [Note: This conversion transaction was previously reported in Item 26(k) of the Registrant's Registration Statement on Form SB-2, Registration No. 333-22443.]

                (iii) Subsequent to August 31, 1997, and prior to October 22,
                      1997, the Registrant sold an aggregate of $15,000 in principal amount of its Subordinated Debentures, at varying interest rates, together with an aggregate of 5,000 warrants to purchase Common Stock, to 2 individual investors, all of whom were accredited investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITIES HOLDERS

              Not applicable.

ITEM 5.  OTHER INFORMATION

              Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.   See the Index to Exhibits, below.
              (b) Reports on Form 8-K.  Not applicable.

INDEX TO EXHIBITS.

              All of the items below are incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22443, effective July 24, 1997, except for Item 27.1, which is included with this filing.

Number                         Description

4.1    Form of Common Stock certificate.
4.1A Form of Warrant Agreement by and among the Registrant, Tuschner & Co., Inc. and the Warrant Agent, as revised.
4.2 Form of Warrant Agreement by and among the Registrant, the Underwriter, and the Warrant Agent, including a Form of Warrant Certificate.
4.3 Form of the Registrant's 10% Subordinated Debenture Due September 30, 1996, and other dates.
4.4 Form of the Registrant's Warrant to Purchase Common Shares, expiring November 10, 1998, and other dates.
4.5    Form of Maturity Extension Agreement for Debentures.
10.1 Stock Redemption Agreement, dated November 28, 1995, between the Regisrant and various Lease Brothers entities, together with exhibits thereto, namely three promissory notes, a personal guaranty and a security agreement.
10.2 Bridge Financing Agreement, dated November 27, 1995, between the Registrant and Norman Winer, together with exhibits thereto, namely Promissory Note, Security Agreement, Guaranty of Re-Payment, form of Subordination Agreement and form of Temporary Waiver of Right to Put.
10.3   Form of lease with building for space for Skway Ad platform.
10.4   Form of advertising contract for Skyway Ad.
10.5   Lease Agreement between Registrant and its lessor.
10.6   Registrant's Corporate Stock Option Plan.
10.7   Form of Executive Employment Agreement.
10.8   Letter Agreement with Simon Property Group.
10.9   Letter Agreement with Lasertainment Productions International.
10.10  Joint Marketing Agreement with Skyway Publications, Inc.
10.11  Consulting Agreement with Sun Consulting, Inc.
10.12  Bank Windsor Loan Documents.
10.13 Agreement as to Change of Convertibility Terms, dated July 17, 1997, between the Registrant and the Lease Brothers.
27.1   Financial Data Schedule.*
99.1   Registrant's Registration Statement on Form SB-2, Registration
       No. 333-22443, as amended.
99.2 Supplement, dated October 2, 1997, to Registrant's Prospectus, dated July 24, 1997.


       * Included with this report. All other items are incoporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-22443, effective July 24, 1997.

                         SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ILLUMINATED MEDIA INC.


Date:       October 24, 1997      By:
                                  Robert H. Blank
                                  Chairman, CEO, President, CFO
                                  (Principal Executive Officer, Principal
                                   Financial Officer, Principal Accounting
                                   Officer)




                          SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ILLUMINATED MEDIA INC.


Date:       October 24, 1997      By: /s/ Robert H. Blank
                                  Robert H. Blank
                                  Chairman, CEO, President, CFO
                                  (Principal Executive Officer, Principal
                                   Financial Officer, Principal Accounting
                                   Officer)