Form 10QSB/A
period 1997-08-31
ILLUMINATED MEDIA INC
filed 1997-11-07
CIK 1029686

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
                                  =========           ========

Illuminated Media Inc.
Statement of Cash Flows (Unaudited)
3 Month Period ended                    8/31/1997      8/31/1996
                                       -----------    -----------
Cash Flows from Operating Activities

Net Loss                                 (67,466)        (25,676)
Adjustments to reconcile net loss
 to net cash used in operating
 activities
Depreciation and Amortization              2,160           3,241
Decrease (Increase) in Assets
Accounts Receivable                        1,285         (25,758)
Prepaid Expenses                           4,083               0
Other Receivable                            (150)           (352)

Incease (Decrease)in Liabilities
Accounts Payable                           7,540          21,935
Accrued Expense                           27,273           7,876
                                         --------        --------
Net Cash Used Operating Activities       (25,275)        (18,734)
                                         --------        --------
Cash Flows From Investing activities
Purchase of property and equipment             0               0
                                         --------        --------
Cash Flows from financing activities
Debentures payable                        10,000
Debentures Related Parties                21,000               0
Payment of long Term Debt                 (4,227)         (1,816)
Payment of long term Debt Related Parties      0          (4,700)
                                          -------         -------
Net Cash Provided by Financing
Activities                                26,773          (6,516)
                                          -------         -------
Increase (Decrease) in cash                1,498         (25,250)
Cash beginning of period                     863          29,695
                                          -------         -------
Cash end of period                         2,361           4,445
                                          -------         -------

Supplemental Schedule of Non-cash investing and financing Activities:
During the three months ended August 31, 1997, $85,000 of debentures were converted to 85,000 shares of the Company's common stock.


Illuminated Media Inc.
Statement of Cash Flows (Unaudited)
6 Month Period ended                      8/31/97            8/31/96
                                         ---------          ---------
Cash Flows from Operating Activities

Net Loss                                  (132,538)           (47,874)
Adjustments to reconcile net loss
 to net cash used in operating
 activities
Depreciation and Amortization                5,492              6,430
Decrease (Increase) in Assets
Accounts Receivable                           (509)           (34,706)
Prepaid Expenses                             4,083                  0
Other Receivable                            (1,432)             6,166

Increase (Decrease) in Liabilities
Accounts Payable                               840             29,027
Accrued Expense                             34,584                753
                                          --------            -------
Net Cash Used Operating Activities         (89,480)           (40,204)
                                          --------            -------
Cash Flows from Investing Activities
Purchase of property and equipment          (1,213)            (2,230)
                                          --------            -------
Cash Flows from financing activities
Increase (Decrease) in note payable              0           (150,000)
Proceeds from issuance of
Notes payable - bank                             0            135,000
Debentures payable                          40,000
Debentures payable - related party          54,000             65,000
Payment of long Term Debt                   (6,068)            (3,216)
Payment of long Term Debt Related Parties   (2,529)            (4,700)
                                           -------            -------
Net Cash Provided by Financing
 Activities                                 85,403             42,084
                                           -------            -------
Increase (Decrease) in cash                 (5,290)              (350)
Cash beginning of period                     7,651              4,795
                                           -------            -------
Cash end of period                           2,361              4,445
                                           -------            -------

Supplemental Schedule of Non-cash investing and financing Activities:
During the six months ended August 31, 1997, $85,000 of debentures were converted to 85,000 shares of the Company's common stock.


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


                                  ILLUMINATED MEDIA INC.


Date:       November 7, 1997      By:
                                  Robert H. Blank
                                  Chairman, CEO, President, CFO
                                  (Principal Executive Officer, Principal
                                   Financial Officer, Principal Accounting
                                   Officer)




                          SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ILLUMINATED MEDIA INC.


Date:       November 7, 1997      By: /s/ Robert H. Blank
                                  Robert H. Blank
                                  Chairman, CEO, President, CFO
                                  (Principal Executive Officer, Principal
                                   Financial Officer, Principal Accounting
                                   Officer)